Form 10-K/A
period 2004-12-31
LEHMAN ABS CORP CORP BACK TR AIG DEBENTURE BCK SER 2002 10
filed 2005-03-30
CIK 1174923

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




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

                               Introductory Note

This Annual Report was originally filed on March 29, 2005 on Form 10-K on behalf of the Corporate Backed Trust Certificates, AIG Debenture-Backed Series 2002-10 Trust (the "Trust"). This Annual Report is being refiled in order to correct a reference to the date such Form 10-K and the Annual Compliance Report of the Trustee attached thereto as Exhibit 99.2 were signed. Except as noted above, no other amendments to this report are being made.

Lehman ABS Corporation (the "Depositor") is the Depositor in respect of the Trust, a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement") dated as of June 6, 2002 in respect of the Trust. The Trust's assets consist solely of debentures issued by SunAmerica, Inc., predecessor to American International Group, Inc. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Dated:  March 28, 2005            By:   /s/ CHARLES M. WEAVER
                                     -----------------------------------
                                        Name:  Charles M. Weaver
                                        Title:   Vice President

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